Form 10QSB
period 1995-09-30
HEALTH INSURANCE OF VERMONT INC
filed 1995-10-30
CIK 46441

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended              Commission File Number
          September 30, 1995                            0-9934
          ------------------                           --------


                      Health Insurance Of Vermont, Inc.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)


               Vermont                                03-0211497
    -------------------------------               -------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)


 One Roosevelt Highway, Colchester, Vermont              05446
 ------------------------------------------           ------------
  (Address of principal executive office)              (Zip Code)


Issuer's telephone number, including area code 802/655-5500
                                               ------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   [X]       No   [ ].


                    APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 25, 1995, there were 543,095 shares outstanding of the issuer's $3.00 par value common stock.



                       PART 1 - FINANCIAL INFORMATION

                               BALANCE SHEETS


                                                            September 30    December 31
                                                                1995           1994
                                                            ------------    -----------

ASSETS
Investments:
   Fixed maturities:
    Bonds                                                   $12,252,661     $11,603,155
  Short-term investments:
    Money market funds                                          594,541         100,953
    Certificates of deposit                                     390,000         290,000
      Total Investments                                      13,237,202      11,994,108

Cash                                                            204,155         147,502
Accrued investment income                                       249,142         225,249
Other assets                                                    124,208          93,036
Reinsurance recoverable on paid losses                           19,092          18,733
Prepaid reinsurance premium                                      97,171          97,321
Reinsurance receivables                                       1,899,196       1,673,584
Deferred policy acquisition costs                             3,963,441       3,665,508
Cash surrender value of life insurance                          537,307         495,644
Property and equipment, at cost:
  Land and office building                                      602,464         602,464
  Office equipment and furniture                                410,248         394,531
  Less accumulated depreciation                                (406,174)       (340,606)
  Net property and equipment                                    606,538         656,389
      Total Assets                                          $20,937,452     $19,067,074

LIABILITIES
Policy liabilities:
  Future accident and health policy benefits and claims     $10,802,025     $ 9,872,915
  Unearned premiums                                             579,012         567,828
  Other policy claims and benefits                              330,919         312,683
Other policyholders' funds                                       61,456          74,657
Other liabilities                                               455,331         289,856
Federal income taxes payable                                         --           3,803
Deferred federal income taxes                                   198,438         100,107
      Total Liabilities                                      12,427,173      11,221,849

STOCKHOLDERS' EQUITY
Common stock, $3.00 par value, 1,000,000 shares
 authorized; 542,095 and 522,660 shares issued
 and outstanding, respectively                               1,626,285        1,567,980
Additional paid-in capital                                   1,157,142        1,072,744
Retained earnings, unappropriated                            5,561,674        5,441,948
Net unrealized losses on debt securities                       165,178         (236,889)
      Total Stockholders' Equity                             8,510,279        7,845,225

      Total Liabilities and Stockholders' Equity           $20,937,452      $19,067,074



                            STATEMENTS OF INCOME


                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30                SEPTEMBER 30
                                                ------------------------    ------------------------
                                                   1995          1994          1995          1994
                                                ----------    ----------    ----------    ----------

Revenues:
  Premiums                                      $1,589,547    $1,469,141    $4,649,513    $4,295,117
  Net investment income                            207,931       178,991       604,925       512,147
  Realized losses on investments                        --            --            --        (9,738)
      Total Income                               1,797,478     1,648,132     5,254,438     4,797,526

Benefits, Losses and Expenses:
  Benefits, claims, losses and settlement
   expenses                                        906,190       901,763     2,277,151     2,354,749
  Underwriting, acquisition and insurance
   expenses                                        808,519       712,154     2,532,367     2,019,811
      Total Benefits, Losses and Expenses        1,714,709     1,613,917     5,109,518     4,374,560

Income Before Income Tax Expense                    82,769        34,215       144,920       422,966

Income Tax Expense:
  Current                                            8,665        21,366         8,665        64,204
  Deferred                                           5,405       (16,924)       16,971       (13,112)
      Total Income Tax Expense                      14,070         4,442        24,636        51,092

Net Income                                      $   68,699    $   29,773    $  120,284    $  371,874

Earnings Per Share                                    $.13          $.06          $.22          $.71

Shares Used To Calculate Earnings Per Share        542,095       522,660       542,095       522,660

Earnings Per Share (Fully Diluted)                    $.13          $.06          $.22          $.70

Shares Used To Calculate Earnings Per Share
 (Fully Diluted)                                   545,548       528,123       545,548       528,123

Dividends Per Share                                   NONE          NONE          NONE          NONE

The above financial information, in the opinion of management reflects all adjustments necessary to a fair statement, and has been prepared in accordance with generally accepted accounting principles.



                          STATEMENTS OF CASH FLOWS


                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                             -------------------------
                                                                1995           1994
                                                             ----------     ----------

Cash flow from operations:
  Net income                                                 $  120,284     $  371,874
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Policy acquisition costs deferred                          (781,315)      (744,448)
    Amortization of deferred acquisition costs                  483,382        434,159
    (Increase) decrease in deferred federal income taxes         15,971        (13,112)
    Depreciation of property and equipment                       65,569         68,618
    Accretion of fixed maturities                               (26,621)       (52,162)
    Loss on sale of fixed maturities                                 --          9,738
  Changes in operating assets and liabilities:
    Decrease in federal income taxes payable                     (3,803)          (957)
    Increase in policy liabilities                              958,530        227,654
    Increase in reinsurance receivables                        (225,612)
    Increase in accrued investment income                       (23,893)       (72,590)
    (Increase) decrease in other assets                         (31,022)       352,308
    Increase in reinsurance recoverable                            (359)        (1,449)
    Increase in other liabilities                               165,475         35,620
      Total provided by operations                              716,586        615,253

Cash flow from investing activities:
  Sources:
    Sale of fixed maturities                                         --      1,937,005
    Proceeds from matured fixed maturities                    2,767,000        287,500
    Principal payments on bonds                                  54,456        153,280

  Uses:
    Purchase of fixed maturities                             (2,959,922)    (3,471,876)
    Purchase of other investments                              (141,663)       (39,919)
    Purchase of furniture and equipment                         (15,718)       (50,689)
      Total provided (used) by investing activities            (295,847)    (1,184,699)

Cash flow from financing activities:
  Sources:
    Increase in premium deposit funds                           (13,201)        18,218
    Other                                                       142,703             --
      Total provided by financing actives                       129,502         18,218


Net increase (decrease) in cash and cash equivalents            550,241       (551,228)

Cash and cash equivalents at beginning of period                248,455      1,105,230

Cash and cash equivalents at end of period                   $  798,696     $  554,002


Management's Discussion and Analysis of Financial Condition and
 Results of Operations

                             Financial Condition

      As shown by the Statements of Cash Flows, cash flow provided by operations for the nine month period under review was equal to 13.6% of total income, which compares to 12.8% for the same period in the previous year. Cash flows are expected to remain in a similar range in the future. The Company utilizes its excess cash flow for investing purposes and at September 30, 1995 approximately 67% of total assets were readily convertible into cash. Measured in dollars, this amounts to approximately $13,979,000 on total assets of $20,943,000. At September 30, 1994, approximately $13,187,000 of the Company's assets were readily convertable into cash, amounting to approximately 67% on total assets of $19,067,000.

      There has been no material change in the Company's asset mix or in the makeup of its liabilities.

      The Company does not have any material commitment for capital expenditures at this time.

                            Results of Operations

      During the nine month period under review the Company's net premium income increased by approximately $354,000 or 8.3% over the same period in the prior year, contributing to an increase of approximately $457,000 or 9.5% in total income. This compares with an increase in total income of approximately $636,000 or 15.3% for the same period prior year.

      Increases in total net premium income are the result of continued growth in annualized premium in force which amounted to approximately $390,000 during the nine month period under review and approximately $440,000 for the same period prior year.

      The improvement in total income was negated by a disproportional increase in general expenses of approximately 25% or $513,000, resulting in a decline of approximately $252,000 in net income during the period. This is contrasted with an increase of approximately 16% or $274,000 and a corresponding decrease in net income of approximately $29,000 for the same period prior year.

      A significant portion of the increase in general expenses is attributable to legal fees and other expenses which the Company incurred in connection with various shareholder proposals (see
      PART II, Item 4."Submission of Matters to a vote of Security Holders"). Since these proposals have been voted upon by the Company's shareholders, the Company does not expect to continue to incur these increased expenses, although no assurance can be given.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 2.  Changes in Securities.
The Company has not made any changes which would modify the rights of the holders of its registered securities.

Item 3.  Defaults Upon Senior Securities.
The Company is not in default in the payment of any principal or dividends.

Item 4.  Submission of Matters to a vote of Security Holders.
A special meeting of the shareholders of the Company was held on September 11, 1995. At the meeting the following persons were elected to the Board of Directors of the Company by the following votes:

       NAME                      FOR          WITHHELD
       Robert S. W. Leong        295,881      168,525
       James L. Fraser           262,413      202,147
       David W. Menard           295,237      168,410
       Robert S. Savage          295,231      168,416
       Robert J. Kecseg          260,612      203,035

Other directors continuing in office were John W. Mahoney and Alfred J.
Beauchamp.

In addition to the matters described above, the following matters were voted upon by the shareholders of the Company at the meeting:

      1. The removal of Section 2:8 and 2:9 of the Company's Bylaws, which impose certain requirements upon shareholders who wish to nominate a person to the Company's Board of Directors, or bring any other business before an annual meeting of the shareholders of the
      Company.
                FOR            AGAINST          ABSTAIN
                292,303        167,490          4,307

      2. In accordance with 11(a) V.S.A. Section 8:08(a), the removal of the following Directors:

                                 FOR          AGAINST      ABSTAIN
      Duncan F. Brown            288,946      172,122      2,716
      Nelson S. Burbank          294,630      167,687      1,910
      William H. Chadwick        257,339      203,904      2,288
      Thomas O. Putnam           293,260      169,057      2,154
      David E. Sams, Jr.         293,643      167,347      2,541
      Hilton A. Wick             258,901      201,495      2,653

      3. In accordance with Section 3:2 of the Company's Bylaws, reduction of the size of the Company's Board of Directors from nine members to seven members.
                FOR            AGAINST          ABSTAIN
                294,412        166,876          3,327


Item 5.  Other Information.
There is no other information to report.

Item 6.  Exhibits and Reports on Form 8-K.
(a)   Exhibits.
      No exhibits are included herein.

(b)   Reports on Form 8-K.
      The Company filed a Form 8-K on September 19, 1995. The Form 8-K addressed submission of matters to a vote of the Company's security holders at a special meeting of the Company's shareholders held September 11, 1995. The Form 8-K also addressed the resignation of the Chairman of the Company's Board of Directors on September 8, 1995.

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HEALTH INSURANCE OF VERMONT, INC.

     October 26, 1995          /s/ JOHN W. MAHONEY
                               John W. Mahoney, President

     October 26, 1995          /s/ DAVID W. LESPERANCE
                               David W. Lesperance, Vice President & Treasurer