Form 10KSB
period 1995-12-31
HEALTH INSURANCE OF VERMONT INC
filed 1996-03-27
CIK 46441

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                 FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995       Commission File Number 0-9934
                          -----------------                              ------

                      Health Insurance of Vermont, Inc.
               ----------------------------------------------
               (Name of Small Business Issuer In Its Charter)

Vermont                                                     03-0211497
-------                                                     -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Roosevelt Highway, Colchester, Vermont                           05446
------------------------------------------                           ----------
(Address of principal executive office)                              (Zip Code)

Issuer's telephone number, including area code 802/655-5500
                                               ------------

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                   Common Stock, par value $3.00 per share
                   ---------------------------------------
                              (Title of class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [X]       No [ ].

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the year ended December 31, 1995: $7,062,375

The aggregate market value of the voting stock held by non-affiliates of the registrant is $10,213,167. The aggregate market value has been computed as of March 18, 1996, using a per share value of $18.60 being the average of bid and asked price of the stock on that date.

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS
As of March 18, 1996, there were 549,095 shares outstanding of the registrant's $3.00 par value common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference within various Parts of this report as follows:


Document                                 Reference To
--------                                 ------------

Form 8-K filed on March 22, 1996         Part I, Item 1
                                         Part II, Item 6
                                         Part III, Item 13

(Cover page 1 of 1 page)

                                   1 of 24 pages

                                   PART I
                                   ------
Item 1. Business.

The Company was incorporated in the State of Vermont in February, 1961 as an accident and health insurance Company. The Company markets guaranteed renewable disability income insurance which is written on an individual basis. The Company does not intend to market any line of insurance other than accident and health, and intends to continue the marketing of competitive, quality insurance in those states in which it is licensed.

At December 31, 1995, the Company was licensed to write business in the States of Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wyoming and the District of Columbia. Renewal of these licenses on a year to year basis is contingent upon the Company's ability to meet various standards and requirements imposed by the states.

All of the Company's business is produced by licensed insurance agents who have broker contracts with the Company. These brokers may have broker agreements with other insurance companies and generally write life insurance for such companies. The Company does not maintain its own sales force and therefore operates on a brokerage basis, distributing its product in those states in which it is licensed.

The accident and health insurance business is highly competitive. A large number of competitor companies have been in business for many years and have financial resources far in excess of those of the Company.

No material amount of the Company's business is dependent on any one customer or a limited number of customers. There is no one customer of the Company to which sales are made in an amount equalling 10 per cent or more of gross revenue.

During January, 1995, the Company received a federal certificate of registration for its service mark "America's Blue Collar Disability Company." The Company does not hold other patents, trademarks, franchises or concessions material to its business.

The Company employs thirty five persons in total, twenty seven of which are full time employees.

On March 15, 1996, the Company executed a Plan and Agreement of Merger with Penn Treaty American Corporation as disclosed in the Company's Form 8-K filed on March 22, 1996, which is incorporated by reference herein.

Item 2. Properties.

The Company owns land and an office building located at One Roosevelt Highway, Colchester, Vermont. This property comprises one floor of a three story condominium office building.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.


                                   2 of 24 pages

                                   PART II
                                   -------

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded in the over--the--counter market and is not listed on any stock exchange. Quotations reflect inter--dealer prices, without retail mark--up, mark--down or commissions, and may not represent actual transactions. The high and low bid quotations as furnished through the National Daily Quotation Bureau are set forth in the following table:


        Price    First      Second     Third      Fourth
        Range    Quarter    Quarter    Quarter    Quarter

1995    High     10-1/2     11-1/4     14-1/2     15
        Low       9          9-1/2      9-1/2      9-1/2

1994    High      9         10-1/2     11         11-1/4
        Low       8-1/2      9          9-1/2      9-1/2

At March 18, 1996 there were approximately 510 holders of record of common stock. On that date, both the high and low bid quotation on the Company's stock was $17.75.

Reference is made to Note J of Notes to Financial Statements regarding divided restrictions.

Item 6. Management's Discussion and Analysis.

Liquidity and Capital Resources:

The Company is engaged in the accident and health insurance business, which has historically provided substantial cash flow. The Company utilizes its excess cash flow for investing purposes and at present has approximately 68% of its total assets readily convertible into cash. This compares to approximately 66% at the prior year end. The Company is required by statute to invest only in high grade securities to provide ample protection for both policyholders and stockholders. At present over 97% of the Company's investment portfolio is in U.S. Government and U.S. Government backed securities.

Cash flow provided by operations, as shown by the Statement of Cash Flows, was approximately 13% of total income for 1995, up from approximately 12% for 1994. For 1993, cash flow provided by operations was approximately 22%. The decrease for the years 1995 and 1994 from the year 1993 was due to a decline in net income, as shown in the Statements of Income. Management believes the decrease to be an anomaly and not representative of a trend, as discussed under "Results of Operations". There has been no material impact on either short--term or long--term liquidity.

Results of Operations:

For the period ended December 31, 1995, premium considerations increased by approximately 7.8% or approximately $458,000, as compared to an increase of approximately 15.1% or approximately $765,000 at December 31, 1994.

The increase in premium considerations was the major determinant of the Company's increase in total income from approximately $6,476,000 for the year ended December 31, 1994, to approximately $7,062,000 for the year ended December 31, 1995. The increase of approximately $586,000 compares to an increase of approximately $830,000 for the year ended December 31, 1994, over the year ended December 31, 1993.

During the 12 month period under review, underwriting, acquisition and insurance expenses increased by approximately $627,000 from approximately $2,753,000 for the year ended December 31, 1994, to approximately $3,380,000 for the year ended December 31, 1995. The year ended December 31, 1994, had shown an increase of approximately $412,000 over the previous year.

                                      3 of 24

Specific expenses which had a significant impact on the increase in underwriting, acquisition and insurance expenses included increases in salaries, wages and consultant fees of approximately $144,000, legal fees of approximately $244,000, travel expenses of approximately $16,000, and postage, telephone and telegraph expenses of approximately $15,000.

During the fourth quarter of 1994 and through the 12 month period ending December 31, 1995, the Company incurred significant expenses associated with shareholder proposals with regard to exploring strategic opportunities for the Company. These expenses included legal fees, consulting fees, fees associated with additional directors' meetings and directors' travel as well as other various expenses associated with this process.

Since these proposals have been voted upon by the Company's shareholders, the Company does not expect these increased expenses to continue, although no assurance can be given. However, the Company does expect to incur significant expenses in connection with its proposed merger with Penn Treaty American Corporation described below.

On March 15, 1996, the Company and Penn Treaty American Corporation of Allentown, Pennsylvania, executed an Agreement and Plan of Merger, as disclosed in a Form 8-K filed on March 22, 1996, which is incorporated by reference herein.

Item 7. Financial Statements.

                                      4 of 24


Report of Independent Accountants



To the Board of Directors and Stockholders of Health Insurance of Vermont, Inc.

We have audited the accompanying balance sheets of Health Insurance of Vermont, Inc., as of December 31, 1995 and 1994, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Insurance of Vermont, Inc. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                       /s/ Coopers & Lybrand L.L.P.

Albany,New York
February 9, 1996


                                      5 of 24

                      HEALTH INSURANCE OF VERMONT, INC.
                               Balance Sheets



                                                                        December 31
               ASSETS                                            1995           1994

Investments (Notes A and B):
  Fixed maturities:
    Bonds, available--for--sale at fair value (amortized
     cost 1995- $12,044,712; 1994-$11,888,564)                   $12,385,547    $11,603,155
    Short--term investments, at cost:
      Certificates of deposit                                        290,000        290,000
                                                                 -----------    -----------
        Total Investments                                         12,675,547     11,893,155

Cash                                                               1,072,807        248,455
Accrued investment income                                            244,743        225,249
Other assets                                                         109,638         93,036
Intangible asset - pension (Note D)                                   53,151              -
Reinsurance recoverable on paid losses                                25,576         18,733
Prepaid reinsurance premium                                           96,409         97,321
Reinsurance receivables (Note A)                                   1,685,495      1,673,584
Deferred policy acquisition costs (Note A)                         4,013,804      3,665,508
Cash surrender value of life insurance                               540,386        495,644
Property and equipment, at cost:
  Land and office building                                           602,464        602,464
  Office equipment and furniture                                     447,814        394,531
  Less accumulated depreciation                                     (430,030)      (340,606)
                                                                 -----------    -----------
  Net property and equipment                                         620,248        656,389
                                                                 -----------    -----------
        Total Assets                                             $21,137,804    $19,067,074
                                                                 ===========    ===========


               LIABILITIES
Policy liabilities (Notes A and H):
  Future accident and health policy benefits and claims          $10,820,386    $ 9,872,915
  Unearned premiums                                                  480,311        567,828
  Other policy claims and benefits                                   444,522        312,683
Other policyholders' funds                                            36,741         74,657
Additional liability - pension (Note D)                               95,135              -
Other liabilities                                                    327,460        289,856
Federal income taxes payable (Note C)                                  7,778          3,803
Deferred federal income taxes (Note C)                               205,491        100,107
                                                                 -----------    -----------
        Total Liabilities                                         12,417,824      1,221,849
                                                                 -----------    -----------

Commitments and contingent liabilities (Note D)

               STOCKHOLDERS' EQUITY
Common stock, $3.00 par value, 1,000,000 shares authorized;
 549,095 and 522,660 shares issued and outstanding at
 1995 and 1994, respectively (Note F)                              1,647,285      1,567,980
Additional paid--in capital                                        1,193,642      1,072,744
Pension liability adjustment (Note D)                                (35,724)             -
Net unrealized gain (loss) on available--for--sale securities        282,893       (236,889)
Retained earnings, unappropriated (Note J)                         5,631,884      5,441,390
                                                                 -----------    -----------
        Total Stockholders' Equity (Note I)                        8,719,980      7,845,225
                                                                 -----------    -----------
        Total Liabilities and Stockholders' Equity               $21,137,804    $19,067,074
                                                                 ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                      6 of 24

                      HEALTH INSURANCE OF VERMONT, INC.
                            Statements of Income


                                                 Year Ended December 31
                                             1995         1994         1993
Revenues (Note A):
  Premiums (Note E)                          $6,284,099   $5,826,411   $5,061,033
  Net investment income (Note B)                778,276      659,222      576,480
  Realized gains on investments (Note B)              -            -        8,295
  Realized losses on investments (Note B)             -       (9,738)        (292)
                                             ----------   ----------   ----------
      Total Income                            7,062,375    6,475,895    5,645,516
                                             ----------   ----------   ----------

Benefits, Losses and Expenses:
  Benefits, claims, losses and settlement
   expenses (Note E)                          3,453,126    3,250,197    2,485,215
  Underwriting, acquisition and insurance
   expenses (Note G)                          3,379,738    2,753,437    2,341,069
                                             ----------   ----------   ----------

      Total Benefits, Losses and Expenses     6,832,864    6,003,634    4,826,284
                                             ----------   ----------   ----------

Income Before Income Tax Expense                229,511      472,261      819,232
                                             ----------   ----------   ----------

Income Tax Expense (Benefit) (Note C):
  Current                                        32,778       97,302      126,957
  Deferred                                        6,239      (17,483)     (64,044)
                                             ----------   ----------   ----------

      Total Income Tax Expense                   39,017       79,819       62,913
                                             ----------   ----------   ----------

      Net Income (Note I)                    $  190,494   $  392,442   $  756,319
                                             ==========   ==========   ==========

Earnings Per Share                           $      .35   $      .74   $     1.44
                                             ==========   ==========   ==========

  Shares used to calculate net income per
   share, based on weighted average
   number of shares outstanding                 549,565      529,238      526,910
                                             ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.

                                      7 of 24

                      HEALTH INSURANCE OF VERMONT, INC.
                Statements of Changes in Stockholders' Equity


                                                                         Unrealized
                                                                         Appreciation      Retained
                                Common        Additional    Pension      (Depreciation)    Earnings,
                                Stock         Paid--In      Liability    of Investments    Unappropriated   Total
                                (Note F)      Capital       Adjustment   (Notes A and B)   (Note J)         (Note I)
                                --------      ----------    ----------   ---------------   --------------   --------

Balance, December 31, 1992      $1,567,980    $1,072,744    $      -     $       -         $4,272,629       $6,913,353
Net income                                                                       -            756,319          756,319
                                ----------    ----------    --------     ---------         ----------

Balance, December 31, 1993       1,567,980     1,072,744           -             -          5,028,948        7,669,672
Net income                                                                                    392,442          392,442
Adjustments to beginning
 balance for change in
 accounting principle net of
 income taxes of $58,998                                                   288,051                             288,051
Change in unrealized gains
 (losses) net of income taxes
 of $(107,518)                                                            (524,940)                           (524,940)
Decrease in provision for
 deferred compensation                                                                         20,000           20,000
                                ----------    ----------    --------     ---------         ----------       ----------

Balance, December 31, 1994       1,567,980     1,072,744           -      (236,889)         5,441,390        7,845,225

Net income                                                                                    190,494          190,494

Change in unrealized gains
 (losses) net of income taxes
 of $(106,462)                                                             519,782                             519,782
Issuance of 26,458 shares
 under stock option plan            79,374       121,064                                                       200,438
Retirement of 23 shares
 acquired through repurchase           (69)         (166)                                                         (235)
Change in adjustment for
 pension liability                                           (35,724)                                          (35,724)
                                ----------    ----------    --------     ---------         ----------       ----------
Balance, December 31, 1995      $1,647,285    $1,193,642    $(35,724)    $ 282,893         $5,631,884       $8,719,980
                                ==========    ==========    ========     =========         ==========       ==========


The accompanying notes are an integral part of these financial statements.


                                      8 of 24

                      HEALTH INSURANCE OF VERMONT, INC.
                          Statements of Cash Flows


                                                               Year Ended December 31
                                                        1995           1994           1993

Cash flow from operations:
  Net income                                            $   190,494    $   392,442    $   756,319
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Policy acquisition costs deferred                    (1,042,552)    (1,003,883)      (751,488)
    Amortization of deferred acquisition costs              694,256        609,449        461,590
    Increase (decrease) in deferred federal
     income taxes                                            15,621        (17,483)       (64,044)
    Depreciation of property and equipment                   89,424         80,534         70,417
    Accretion of fixed maturities                           (31,800)       (63,765)       (91,583)
    (Gain) loss on sale of fixed maturities                       -          9,738         (8,003)
  Changes in operating assets and liabilities:
    Increase (decrease) in federal income
     taxes payable                                           (3,803)         2,846         (7,827)
    Increase in policy liabilities                          991,793        834,467        796,852
    (Increase) decrease in accrued investment income        (19,494)       (97,633)        15,560
    (Increase) decrease in other assets                     (30,262)        50,338         25,298
    Increase  in reinsurance recoverable                     (6,843)        (4,640)        (4,797)
    Increase in other liabilities                            37,604          2,515         65,036
                                                        -----------    -----------    -----------
      Total provided by operations                          884,438        794,925      1,263,330
                                                        -----------    -----------    -----------

Cash flow from investing activities:
  Sources:
    Sale of fixed maturities                                      -      1,937,005        429,408
    Proceeds from matured fixed maturities                2,767,000        287,500              -
    Principal payments on bonds                              68,573        165,572        397,458
  Uses:
    Purchase of fixed maturities                         (2,959,922)    (3,956,094)    (3,295,803)
    Purchase of other investments                           (44,742)       (42,830)       (44,409)
    Purchase of furniture and equipment                     (53,282)       (54,365)      (127,388)
                                                        -----------    -----------    -----------
      Total used by investing activities                   (222,373)    (1,663,212)    (2,640,734)
                                                        -----------    -----------    -----------

Cash flow from financing activities:
  Increase (decrease) in policyholder funds                 (37,916)        11,512          3,786
  Stock options exercised                                   200,438              -              -
  Repurchase of common stock                                   (235)             -                -
                                                        -----------    -----------    -----------
      Total provided  by financing activities               162,287         11,512          3,786
                                                        -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents        824,352       (856,775)    (1,373,618)

Cash and cash equivalents at beginning of year              248,455      1,105,230      2,478,848
                                                        -----------    -----------    -----------
Cash and cash equivalents at end of year                $ 1,072,807    $   248,455    $ 1,105,230
                                                        ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                      9 of 24

                      HEALTH INSURANCE OF VERMONT, INC.
                        Notes to Financial Statements

A. Description of Operations and Significant Accounting Policies:

Health Insurance of Vermont, Inc. is engaged in the accident and health insurance business specializing in disability income insurance, all of which is written on an individual basis. Its product portfolio includes non-cancelable to age 65 disability income, guaranteed renewable to age 65 disability income, and accident only disability income insurance written on male and female lives in most occupational classes.

All of the Company's business is produced by licensed career life, accident and health, and casualty insurance agents under broker commission contracts with the Company. These agents usually have broker contracts with several companies and are compensated by the Company exclusively on a commission basis.

At December 31, 1995, Health Insurance of Vermont, Inc. was licensed to write business in the District of Columbia and all states except Alaska, Iowa, New York and Wisconsin. The Company does not conduct any foreign operations.

The Company does not intend to market any line of insurance other than accident and health. As only one line of business is conducted, segmentation of its business is not applicable.

The Company's financial statements have been prepared on the basis of generally accepted accounting principles. The Company has adopted the following accounting policies:

      1. Premiums are earned ratably over the estimated premium paying period of the policies. Unearned premiums represent the portion of premiums written which is applicable to the unexpired terms of the policies in force calculated principally by the application of monthly pro rata fractions.

      2. The costs of acquiring new business, principally first--year commissions and certain expenses of policy issue and underwriting (principally medical examinations, inspection report fees and certain agency related costs), all of which vary with and are related to the production of new business, have been deferred. These acquisition costs are being amortized over the estimated premium paying period of related policies in proportion to the ratio of the annual premium revenue to the total premium revenue anticipated. Such anticipated premium revenue was estimated using the same assumptions as were used for computing liabilities for future policy benefits.

      3. Liabilities for future policy benefits and claims consist of an active life reserve and the present value of unpaid claims which will come due together with an estimate for incurred but not reported claims. The active life reserve has been computed primarily by a net level premium method based upon estimated future investment yield, morbidity and withdrawals. The significant assumptions pertinent to the active life reserve are as follows:

            Interest   -   6 percent for the first ten policy
                           years and 5 percent thereafter.
            Morbidity   -  Modification of industry experience
                           for various coverages with the introduction of appropriate five--year select periods.
            Withdrawal  -  Based upon the grading of the
                           Company's actual and anticipated experience.

          In establishing the liability for unpaid claims and claim adjusting expenses, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually.

                                      10 of 24

                      HEALTH INSURANCE OF VERMONT, INC.

      4. The liability for other policy claims represents the amount due policyholders to pay benefits up to December 31, 1995 and includes an estimate for incurred but not reported claims. Such estimates are continually revised and updated and any adjustments resulting therefrom are reflected in earnings currently.

      5. In the normal course of business, the Company seeks to limit its exposure to loss and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under coinsurance contracts. Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long--duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

      6. Bonds are stated at market value. All other invested assets are stated at cost. Realized investment gains or losses are credited or charged to income and unrealized investment gains or losses are recorded in a separate stockholders' equity account, net of applicable federal income taxes, if any.

      7. Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight--line method and is charged to income over the estimated useful life of the respective asset. Maintenance and repairs are charged to expense as incurred; betterments are capitalized.

      8. The Company considers deposits in banks and money market funds as cash and cash equivalents for the purposes of the statements of cash flows. At December 31, 1995 and 1994, cash and cash equivalents included $867,623 and $100,953, respectively, in a money market fund which is fully invested in United States Government backed securities.

      9. Net income per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the per share calculation where the effect of their inclusion would be dilutive.

     10.  The Company adopted Statement of Financial Accounting Standards
          No. 109 (SFAS No. 109), "Accounting for Income Taxes" as of January 1, 1993. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted statutory tax rates for years in which taxes are expected to be paid or recovered. The impact upon adoption of this statement was immaterial to the Company's financial statements.

     11. On January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effect as of January 1, 1994 of adopting Statement 115 was an increase in the opening balance of shareholders equity of $288,051 (net of $58,998 in deferred income taxes) to reflect the net unrealized gains on securities classified as available--for-- sale that were previously carried at amortized cost.

     12. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                      11 of 24

                      HEALTH INSURANCE OF VERMONT, INC.

B. Summary of Investments:

A summary comparison of amortized cost and market values of debt securities is as follows:


                                                Gross         Gross         Estimated
                                 Amortized      Unrealized    Unrealized    Fair
December 31, 1995                Cost           Gains         Losses        Value
-----------------                ---------      ----------    ----------    ---------
  Bonds:
    United States Government
     and government agencies
     and authorities             $11,645,208    $338,679      $    653      $11,983,234
    Public utilities                 200,746           -           746          200,000
    All other corporate bonds        198,758       3,555                        202,313
                                 -----------    --------      --------      -----------
      Total debt securities      $12,044,712    $342,234      $  1,399      $12,385,547
                                 ===========    ========      ========      ===========

December 31, 1994
-----------------
  Bonds:
    United States Government
     and government agencies
     and authorities             $11,223,179    $ 11,875      $277,569      $10,957,485
    Public utilities                 300,909           -        21,909          279,000
    All other corporate bonds        364,476       2,194             -          366,670
                                 -----------    --------      --------      -----------
      Total debt securities      $11,888,564    $ 14,069      $299,478      $11,603,155
                                 ===========    ========      ========      ===========

The amortized cost and estimated market value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                         Estimated
                                          Amortized      Fair
                                          Cost           Value
                                          ---------      ---------

Due in one year or less                   $ 2,500,839    $ 2,520,000
Due after one year through five years       8,452,628      8,675,313
Due after five years through ten years              -              -
Due after ten years                         1,091,245      1,190,234
                                          -----------    -----------
      Total debt securities               $12,044,712    $12,385,547
                                          ===========    ===========

There were no sales of fixed maturities in 1995. Proceeds from the sale of fixed maturities were $1,937,005 in 1994 and $429,408 in 1993. Gross gains of $8,295 were realized from sales in 1993. Gross losses amounted to $9,738 in 1994 and $292 in 1993.

      Information with respect to net investment income is as follows:


                                  Year Ended December 31
                               1995        1994        1993

Fixed maturities               $764,482    $667,090    $552,926
Equity securities                     -           -           -
Short--term investments          49,397      34,631      61,183
                               --------    --------    --------
      Total                     813,879     701,721     614,109
Investment expenses              35,603      42,499      37,629
                               --------    --------    --------
      Net investment income    $778,276    $659,222    $576,480
                               ========    ========    ========

                                      12 of 24

                      HEALTH INSURANCE OF VERMONT, INC.

Information with respect to realized gains and unrealized appreciation (depreciation) on fixed maturity and equity security investments for the years ended December 31 is as follows;


                Fixed         Equity        Tax
                Maturities    Securities    Effects       Total

1995:
  Realized      $       -     $    -        $       -     $       -
  Unrealized      626,244          -         (106,462)      519,782
                ---------     ------        ---------     ---------
      Total     $ 626,244     $    -        $(106,462)    $ 519,782
                =========     ======        =========     =========

1994:
  Realized      $  (9,738)    $    -        $   1,656     $  (8,082)
  Unrealized     (632,458)         -          107,518      (524,940)
                ---------     ------        ---------     ---------
      Total     $(642,196)    $    -        $ 109,174     $(533,022)
                =========     ======        =========     =========

1993:
  Realized      $   8,003     $    -        $  (1,360)    $   6,643
  Unrealized      103,058          -                -       103,058
                ---------     ------        ---------     ---------
      Total     $ 111,061     $    -        $  (1,360)    $ 109,701
                =========     ======        =========     =========

The cost of investments sold is determined by using the identified certificate method.

C. Income Taxes:

The components of net deferred tax liability were as follows:


                                                                   Year Ended December 31
                                                                1995          1994

Deferred tax assets:
  Difference in accounting for policy liabilities               $ 351,782     $ 293,014
  Difference in accounting for deferred compensation               32,724        31,177
  Difference in accounting for pension liabilities                  7,317             -
  Unrealized loss on debt securities                                    -        48,520
  AMT credit carry forward                                        251,985       233,680
                                                                ---------     ---------
      Total deferred tax assets                                   643,808       606,391
                                                                ---------     ---------

Deferred tax liabilities:
  Difference in accounting for deferred acquisition costs        (783,728)     (688,712)
  Difference in accounting for discounts on fixed maturities       (7,352)      (15,945)
  Unrealized gain on debt securities                              (57,942)            -
  Other                                                              (277)       (1,841)
                                                                ---------     ---------
      Total deferred tax liabilities                             (849,299)     (706,498)
                                                                ---------     ---------
      Net deferred tax liability                                $(205,491)    $(100,107)
                                                                =========     =========

                                      13 0f 24

                      HEALTH INSURANCE OF VERMONT, INC.

The provision for income tax expense is calculated as follows:


                                               Year Ended December 31
                                         1995          1994          1993

Income before income tax expense         $ 229,511     $ 472,261     $ 819,232
Less small and special life insurance
 company deductions                       (152,386)     (243,313)     (520,510)
                                         ---------     ---------     ---------
Taxable from operations                  $  77,125     $ 228,948     $ 298,722
                                         =========     =========     =========

Tax at 34%                               $  26,223     $  77,842     $ 101,565

Adjustments:
  Surtax exemption                         (11,750)       (5,302)       (1,813)
  Alternative minimum tax                   18,305        24,762        24,205
                                         ---------     ---------     ---------

Current tax expense                         32,778        97,302       126,957

Deferred tax expense (benefit)               6,239       (17,483)      (64,044)
                                         ---------     ---------     ---------

Total income tax expense                 $  39,017     $  79,819     $  62,913
                                         =========     =========     =========

Amounts paid for income taxes totaled $30,074 for 1995; $83,420 for 1994; and $134,921 for 1993.

The "policyholders' surplus account" which arose under prior tax law is generally that portion of the gain from operations which has not been subjected to tax, plus certain deductions. The balance of this account, which under provisions of the Tax Reform Act of 1984 will not increase after 1983, is estimated to be $396,000. This amount has not been subjected to current income taxes, but under certain conditions which management considers to be remote, may become subject to income taxes in future years. At current rates, the maximum amount of such tax (for which no provision has been made in the financial statements) is approximately $54,000.

The Company has never been examined by the Internal Revenue Service.

D. Commitments and Contingent Liabilities:

      1. Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Amounts carried on the Company's books as reinsurance receivables represent those liabilities related to its policyholders on which the Company has reinsurance contracts.

      2. The President of the Company has an employment contract with a provision providing for a lump sum payment equal to 2.99 times his current salary in the event that after the Company has undergone a "change of control" and he is involuntarily terminated by the Company or he voluntarily terminates his employment for "good reason." A "change in control" of the Company, as defined in the employment agreement, occurred on September 11, 1995.

      3. The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually the amount required to meet the funding requirements of the Internal Revenue Code.

      In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" the Company recorded a minimum pension liability in 1995. The transaction, which had no effect on net income, was offset by recording an intangible asset and reducing stockholders' equity.

                                      14 of 24

                      HEALTH INSURANCE OF VERMONT, INC.

      The plan's funded status and amounts recognized in the Company's statements of financial position are as follows:


                                                        December 31
                                                   1995          1994

Actuarial present value of benefit obligations:
Accumulated benefit obligation (including
 vested benefits of $713,023 for 1995 and
 $470,379 for 1994)                                $(715,951)    $(483,148)
Effects of projected future
 compensation levels                                (203,175)     (156,647)
                                                   ---------     ---------
Projected benefit obligation for
 service rendered to date                           (919,126)     (639,795)
Plan assets at fair value                            620,816       500,061
                                                   ---------     ---------
Projected benefit obligation in excess
 of plan assets                                     (298,310)     (139,734)
Adjustment to recognize minimum liability            (96,192)            -
Unrecognized net loss                                246,216        88,058
Unrecognized net obligation                           53,151        59,057
                                                   ---------     ---------

(Accrued) or prepaid pension cost                  $ (95,135)    $   7,381
                                                   =========     =========

Net periodic pension cost included the following components:


                                                     Year Ended December 31
                                                  1995         1994         1993

Service cost benefits earned during the period    $ 46,884     $ 30,536     $ 30,374
Interest cost on projected benefit obligation       58,048       45,505       42,040
Actual return on plan assets                       (83,625)      16,444      (34,273)
Net amortization and deferral                       49,018      (43,899)      12,157
                                                  --------     --------     --------
Net periodic pension cost                         $ 70,325     $ 48,586     $ 50,298
                                                  ========     ========     ========

The weighted--average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for December 31, 1995 and 8.5% for December 31, 1994. The rate of increase in future compensation levels was 4.0% for December 31, 1995 and 1994. The expected long--term rate of return on was 8.0% and 7.5%, respectively, for December 31, 1995 and 1994.

                                      15 of 24

                      HEALTH INSURANCE OF VERMONT, INC.
E. Reinsurance:

      1. The Company reinsures a portion of its risk with three reinsuring companies, all of which are authorized to do business in the State of Vermont. Reinsurance premiums ceded to these companies are as follows:


                                          Gross         Net
                                          Premiums      Ceded       Premiums

Accident and health insurance premiums
 for the years ended December 31:
  1995                                    $6,757,537    $473,438    $6,284,099
                                          ==========    ========    ==========

  1994                                    $6,252,764    $426,353    $5,826,411
                                          ==========    ========    ==========

  1993                                    $5,469,609    $408,576    $5,061,033
                                          ==========    ========    ==========

      The Company does not assume any reinsurance from other companies.

      Amounts recovered from reinsurers were as follows:


                     Year Ended December 31
                  1995        1994        1993

On claims paid    $332,848    $306,127    $375,848
                  ========    ========    ========

F. Common Stock:

Under the Company's current stock option plan adopted April 25, 1985, options to purchase 31,625 shares of common stock may be granted to employees of the Company at exercise prices not less than 100% of the fair market value on the date of grant.

Information with respect to options granted under the plan at December 31, 1995 is as follows:


Options outstanding                             1,000
                                                =====

Exercise price                            $8.13-$8.75
                                          ===========

Options exercisable                             1,000
                                                =====

Exercise price                            $8.13-$8.75
                                          ===========

Options exercised during 1995                  26,458
                                               ======

Price of options exercised during 1995    $5.63-$8.75
                                          ===========

      There were no options exercised in 1994 or 1993.

G. Underwriting, Acquisition and Insurance Expenses:

      Information with respect to underwriting, acquisition and insurance expenses is as follows:


                                                    Year Ended December 31
                                              1995          1994          1993

Amortization of deferred acquisition costs    $  694,256    $  609,449    $  461,590
Commissions                                      785,965       728,596       593,688
Taxes, licenses and fees                         285,933       227,712       220,024
General insurance expenses                     1,524,160     1,107,146       995,350
Depreciation of property and equipment            89,424        80,534        70,417
                                              ----------    ----------    ----------
      Total                                   $3,379,738    $2,753,437    $2,341,069
                                              ==========    ==========    ==========

                                      16 of 24

                      HEALTH INSURANCE OF VERMONT, INC.
H. Liability for Unpaid Claims and Claim Adjustment Expenses:

Activity in the liability for unpaid claim and claim adjustment expenses (a component of future accident and health policy benefits and claims) is summarized as follows.


                                     1995            1994

Balance at January 1                 $ 2,599,032     $ 2,143,973
  Less reinsurance recoverables          816,151         549,606
                                     -----------     -----------
Net Balance at January 1               1,782,881       1,594,367
                                     -----------     -----------

Incurred related to:
  Current year                         1,367,541       1,090,676
  Prior years increase (decrease)         82,770         (54,712)
                                     -----------     -----------
      Total incurred                   1,450,311       1,035,964
                                     -----------     -----------

Paid related to prior year            (1,117,964)       (847,450)
                                     -----------     -----------

Net Balance at December 31             2,115,228       1,782,881
  Plus reinsurance recoverables          725,260         816,151
                                     -----------     -----------

Balance at December 31               $ 2,840,488     $ 2,599,032
                                     ===========     ===========

I. Reconciliation with Statutory Basis:

Reconciliations of statutory net income and stockholders' equity with the amounts shown in the accompanying financial statements are as follows:


                                                                      Year Ended December 31
                                                          1995            1994            1993

Net income, statutory basis                               $    13,221     $   287,565     $   474,201
Deferred policy acquisition costs, net of
 current year amortization                                    348,296         394,434         289,898
Current year adjustment of policy liabilities                (168,964)       (331,218)        (68,678)
Interest maintenance reserve adjustment,
 net of amortization                                           (1,794)         (9,311)         (8,877)
Deferred federal income taxes                                  (6,239)         17,483          64,044
Other                                                           5,974          33,489           5,731
                                                          -----------     -----------     -----------

Net income in accordance with generally
 accepted accounting principles                           $   190,494     $   392,442     $   756,319
                                                          ===========     ===========     ===========

Stockholders' equity, statutory basis                     $ 5,856,132     $ 5,589,298     $ 5,221,278
Deferred policy acquisition costs, net of amortization      4,013,804       3,665,508       3,271,074
Deferred federal income taxes                                (214,873)       (100,107)       (166,110)
Adjustment to policy liabilities                           (1,343,754)     (1,174,790)       (843,572)
Asset valuation reserve                                        37,102          41,148          44,485
Interest maintenance reserve                                    3,973           5,767          15,078
Non admitted assets                                            69,802         103,810         127,439
Pension liability adjustment                                  (43,041)              -               -
Unrealized gain (loss) on debt securities                     340,835        (285,409)              -
                                                          -----------     -----------     -----------

Stockholders' equity in accordance with
 generally accepted accounting principles                 $ 8,719,980     $ 7,845,225     $ 7,669,672
                                                          ===========     ===========     ===========


                                      17 of 24

                      HEALTH INSURANCE OF VERMONT, INC.
J. Dividend Restrictions:

The maximum amount of dividends which can be paid by State of Vermont insurance companies to shareholders without prior approval of the Insurance Commissioner is subject to restrictions. The maximum dividend payment for the year cannot exceed the lesser of (1) 10 percent of Unassigned funds (surplus) at end of year or (2) net income for the year. The maximum dividend payment which may be made without prior approval for 1995 is $13,221.

Information with respect to statutory net income and statutory unrestricted retained earnings is as follows:


                                                        Year Ended December 31
                                                   1995          1994          1993

Net income, statutory basis                        $   13,221    $  287,565    $  474,201
                                                   ==========    ==========    ==========

Unrestricted retained earnings, statutory basis    $2,907,364    $2,840,733    $2,472,713
                                                   ==========    ==========    ==========


K. Subsequent events:

On March 15, 1996, the Company entered into a merger agreement with Penn Treaty American Corporation. Pursuant to that transaction, the Company would become a wholly owned subsidiary of Penn Treaty. The merger would be accomplished through the exchange of all stock of the Company held by its shareholders for consideration of $20 for each share of Company stock. The consideration is to consist of $4.00 in cash and $16.00 in Penn Treaty common stock per share. Completion of the merger is subject to a number of conditions, including the approval of various regulatory agencies. The merger is expected to be completed prior to June 30, 1996.

                                      18 of 24

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                  PART III
                                  --------

Item 9. Directors and Executive Officers of the Registrant.

(a) The nominees for director are Robert J. Kecseg and David W. Menard, both of whom are currently serving on the Board of Directors.

The following table sets forth pertinent information with regard to each member currently serving on, and nominees to, the Board of Directors.


                              Present Term
Name                   Age    Expires         Principal Occupation
----                   ---    ------------    --------------------

Alfred J. Beauchamp    69     1998            Director of the Corporation since 1985;
                                              Registered representative since 1961
                                              for Connecticut Mutual Life Insurance
                                              Company, Rutland, Vermont; General
                                              agent emeritus of Connecticut Mutual
                                              Life Insurance Company. Formerly a
                                              Director and Vice Chairman of the
                                              Board of Marble Financial Corporation,
                                              Rutland, Vermont.

James L. Fraser        65     1997            Director of the Corporation since September 1995;
                                              President of Fraser Management Associates,
                                              Burlington, Vermont, since 1969; Registered
                                              Investment Advisor with Securities & Exchange
                                              Commission; Secretary of the Corporation.

Robert J. Kecseg       43     1996            Director of the Corporation since September 1995;
                              (Note A)        Broker and Supervisory Analyst of First Research
                                              Financial, Irving, Texas, since October 1995;
                                              Formerly Broker and Supervisory Analyst of
                                              Southwest Securities, Inc., Irving, Texas, 1981-1995.

Robert S.W. Leong      46     1998            Director and Chairman of the Corporation since
                                              September 1995; Private Investor, Seattle, Washington;
                                              Vice President of Administration, Mutual Distributors,
                                              Honolulu, Hawaii 1978-1989.

John W. Mahoney        53     1998            Director of the Corporation since 1980; President
                                              of the Corporation since December, 1988; Executive
                                              Vice President of the Corporation, 1985--1988; Vice
                                              President of the Corporation, 1968--1985; Secretary
                                              of the Corporation, 1972--1988; employed by the
                                              Corporation since 1967.

David W. Menard        57     1996            Director of the Corporation since September 1995;
                              (Note A)        President of Colmen Menard Company, Inc., Bala Cynwyd,
                                              Pennsylvania, since 1993; President 1982-1993 of
                                              Colmen Management Company.

Robert S. Savage       67     1997            Director of the Corporation since September 1995;
                                              Private Investor, Denver, North Carolina; Formerly
                                              Executive Vice President and Director 1975-1984 of
                                              ANTA Corporation, Oklahoma City, Oklahoma. He is also
                                              a Director of Bonray Drilling, Oklahoma City, Oklahoma.

-------------------
<F1> Note A.  The terms of Kecseg and Menard will expire in 1999 if they are elected to the Board at the annual meeting.

                                   19 of 24 pages

The executive officers of the Company are as follows:


Name and Age               Year Appointed    Position
------------               --------------    --------

John W. Mahoney, 53        1988              President
James L. Fraser, 65        1995              Secretary
David W. Lesperance, 44    1994              Vice President & Treasurer
Anne M. Brosseau, 52       1986              Vice President
James R. Foster, 52        1991              Vice President

Mr. Mahoney and Ms. Brosseau have been principally employed in executive positions with the Company for more than five years.

Prior to his appointment as Vice President, Mr. Foster served the Company as Director of Underwriting since 1988. Prior to Mr. Lesperance's appointment as Vice President & Treasurer he served the Company as Assistant Treasurer since 1986.

Mr. Fraser has served as President of Fraser Management Associates, Burlington, Vermont, since 1969 and is a Registered Investment Advisor with Securities & Exchange Commission.

In accordance with the provisions of the Company's By-Laws, all officers, with the exception of the secretary, are elected annually by the Board of Directors. The secretary is elected annually by the stockholders.

President Mahoney and Vice President Brosseau were married in October, 1994. President Mahoney has been with the Company since 1967 and has served as President since 1988, and Vice President Brosseau has been with the Company since 1986 and has served as Vice President since 1986.

Item 10. Executive Compensation.

The following table summarizes the compensation awarded to, earned by, or paid to HIVT's chief executive officer for each of the last three fiscal years.

                     SUMMARY COMPENSATION TABLE (Note A)


                                      Annual Compensation
Name and Principal                    -------------------
Position                      Year    Salary $    Bonus $
------------------            ----    --------    -------

President: John W. Mahoney    1993    80,000      -0-
                              1994    85,000      -0-
                              1995    90,000      -0-

Directors who are neither employees nor consultants of the Corporation are compensated for attendance at meetings of the Board of Directors by payment of a fee of $400.00 per meeting and, in addition, receive a fee of $100.00 for attendance at committee meetings.

During the 1995 fiscal year, HIVT paid consulting fees to Bernard Zais totalling $50,000 pursuant to a consulting agreement. Under the consulting agreement, Mr. Zais agreed to provide general consulting services as required by HIVT's officers and directors for a set annual fee. The agreement provided for the payment to Mr. Zais, or his designated heirs, over a period of five years, of deferred compensation in the amount of $125,000 commencing upon the termination of the agreement. This deferred compensation payment was approved by the Board of Directors in 1969. The agreement was terminated in December, 1995 by Mr. Zais.

In 1994, HIVT entered into a written employment agreement with Mr. Mahoney whereby Mr. Mahoney agreed to serve as an executive officer of HIVT and perform the duties specified from time to time by the Board of Directors. The annual term of the agreement is extended automatically for the next year unless HIVT provides Mr. Mahoney with a written notice of termination on or before October 30 of the then current year. Mr. Mahoney is to receive annual compensation of not less than $90,000, as determined by the Board of Directors. For two years following the termination of Mr. Mahoney's employment he may not compete with HIVT in any capacity. In the event HIVT elects not to renew Mr. Mahoney's employment at the end of any year, (i) HIVT shall continue to pay Mr. Mahoney his salary for a period of one year reduced by the amount of any compensation that Mr. Mahoney may earn from any other source and (ii) Mr. Mahoney shall not be subject to the non-competition restriction described above.

                                   20 of 24 pages

In March, 1995, the Board of Directors extended Mr. Mahoney's contract until the end of 1998 and included a provision providing for the payment to Mr. Mahoney of a lump sum payment equal to 2.99 times his current salary in the event that after the Company has undergone a "change of control" and he is involuntarily terminated by the Company or he voluntarily terminates his employment for "good reason." Additionally, upon the occurrence of a change of control, the term of Mr. Mahoney's employment agreement is automatically extended for three years from the date of the change of control. A "change in control" of the Company, as defined in the employment agreement, occurred on September 11, 1995.

Note A: Not included in the Summary Compensation Table are contributions to the Employees' Retirement Plan, since the amount of such contributions is based upon actuarial values and cannot readily be calculated for individual officers by the Corporation's actuary.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table presents information with respect to those persons known by the Corporation to own beneficially, as of March 18, 1996, more than 5% of the common stock issued by the Corporation.


                                                          Amount and Nature of        Percent
Title of Class    Name and Address of Beneficial Owner    Beneficial Ownership (1)    of Class
----------------------------------------------------------------------------------------------

Common Stock      Patrick W. Hopper                       151,799 shares (2)          27.65
                  Las Vegas, NV 89109

Common Stock      K.J. Seemann                             33,147 shares (2)           6.04
                  Williston, VT 05495

Common Stock      Bernard H. Zais                          29,419 shares (2)           5.36
                  Burlington, VT 05401

Common Stock      Security Group, Inc.                     28,769 shares (2)           5.24
                  Spartanburg, SC 29304

Common Stock      Thomas O. Putnam                         27,703 shares (3)           5.05
                  Schoharie, New York 12157

-------------------
<F1>  Beneficial owners hold sole voting and investment powers with respect to their shares.
<F2>  Direct Beneficial ownership.
<F3>  Indirect Beneficial ownership.

The following table presents information with respect to the beneficial ownership of HIVT common stock by all directors and executive officers as of March 18, 1996.


                                                          Amount and Nature of        Percent
Title of Class    Name and Address of Beneficial Owner    Beneficial Ownership        of Class
----------------------------------------------------------------------------------------------

Directors:
  Common Stock    Alfred J. Beauchamp                        589 shares (1)            .11
                  Rutland, Vermont 05701

  Common Stock    James L. Fraser                          7,565 shares (2)           1.38
                  Burlington, Vermont 05401

  Common Stock    Robert J. Kecseg                           -0- shares                .00
                  Irving, Texas 75063

  Common Stock    Robert S. W. Leong                      11,561 shares (2)           2.11
                  Seattle, Washington 98115


  Common Stock    John W. Mahoney                         14,133 shares (3)           2.57
                  Burlington, Vermont 05401

  Common Stock    David W. Menard                            -0- shares                .00
                  Bala Cynwyd, Pennsylvania 19004

  Common Stock    Robert S. Savage                           -0- shares                .00
                  Charlotte, North Carolina 28233

-------------------
<F1>  Held jointly with spouse.
<F2>  Direct and indirect beneficial ownership.
<F3>  Direct beneficial ownership.

                                      21 of 24

The following table presents information with respect to the beneficial ownership of HIVT common stock by all directors, nominees, and executive officers as a group as of March 18, 1996.


                                                          Amount and Nature of        Percent
Title of Class    Name of Beneficial Owner                Beneficial Ownership        of Class
----------------------------------------------------------------------------------------------

Common stock      Directors, nominees, and                33,848 shares (1)(2)        6.16
                  officers as a group.

-------------------
<F1>  Direct beneficial ownership with respect to 27,408 shares.
<F2>  Investment and or voting power is shared with respect to 6,440 shares.

The Company has entered into an Agreement and Plan of Merger with Penn Treaty American Corporation as described in the Company's Form 8-K filed on March 22, 1996, incorporated by reference herein.

Item 12. Certain Relationships and Related Transactions.

Not applicable.

Item 13. Exhibits, Lists and Reports on Form 8-K.

                                  Exhibits

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities and Exchange Act or 1934 and are referred to and incorporated herein by reference to such filings.


Exhibits No.    Description
------------    -----------
 3.1            Articles of Association of the Corporation and Articles of
                Amendment (filed with the Securities and Exchange Commission as an exhibit to the Company's Form 8-K filed on September 19,
                1995, and incorporated herein by reference)

 3.2            Amended and Restated By-Laws of the Corporation (filed with the
                Securities and Exchange Commission as an exhibit to the Company's Form 8-K filed on September 19, 1995, and incorporated herein by reference)

 4.1            Form of Common Stock Certificate (filed with the Securities and
                Exchange Commission as an exhibit to the Company's Registration
                Statement on Form S-1 and incorporated herein by reference)

10.1            Employment Agreement, dated October 31, 1994, and First Amendment,
                Approved by the Board of Directors February 21, 1995, between the Company and John Mahoney (filed with the Securities and Exchange Commission in the Exhibit to the Company's Form 10-KSB for the period ended December 31, 1994, and incorporated herein by reference)

10.2 Consulting Agreement between the Company and Bernard H. Zais, approved by the Board of Directors on October 31, 1994 (filed with the Securities and Exchange Commission in the Exhibit to the Company's Form 10-KSB for the period ended December 31, 1994, and incorporated herein by reference)

                                   22 of 24 pages

                            Exhibits (continued)


Exhibits No.    Description
------------    -----------

10.3            Incentive Stock Option Plan, adopted by the Company's Board of
                Directors and approved by a majority of its stockholders on April 15, 1985 (filed with the Securities and Exchange
                Commission as an Exhibit to the Company's Form 10-KSB filed for the period ended December 31, 1994, and incorporated herein by reference)


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Health Insurance of Vermont, Inc.
                      ---------------------------------
                                (Registrant)

              Date: March 26, 1995     By: /s/ John W. Mahoney
                    --------------     --------------------------------------
                                               John W. Mahoney, President

              Date: March 26, 1995     By: /s/ David W. Lesperance
                    --------------     --------------------------------------
                                               David W. Lesperance, Treasurer

                                      23 of 24

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Alfred J. Beauchamp
--------------------------------------
    Alfred J. Beauchamp, Director
    March 12, 1996


/s/ James L. Fraser
--------------------------------------
    James L. Fraser, Director
    March 12, 1996


/s/ Robert J. Kecseg
--------------------------------------
    Robert J. Kecseg, Director
    March 12, 1996


/s/ Robert S. W. Leong
--------------------------------------
    Robert S.W. Leong, Director
    March 12, 1996


/s/ David W. Menard
--------------------------------------
    David W. Menard, Director
    March 12, 1996


/s/ John W. Mahoney
--------------------------------------
    John W. Mahoney, Director
    March 12, 1996


/s/ Robert S. Savage
--------------------------------------
    Robert S. Savage, Director
    March 12, 1996


                                   24 of 24 pages