Form 10QSB
period 1996-03-31
HEALTH INSURANCE OF VERMONT INC
filed 1996-05-07
CIK 46441

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996    Commission File Number 0-9934
                               --------------                           ------

                        Health Insurance Of Vermont, Inc.
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Vermont                                03-0211497
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

One Roosevelt Highway, Colchester, Vermont              05446
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 1996, there were 549,095 shares outstanding of the issuer's $3.00 par value common stock.

                         PART 1 - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                                                           March 31       December 31
ASSETS                                                                       1996            1995
- ------                                                                   ------------    ------------

Investments:
    Fixed maturities:
       Bonds, available-for-sale                                         $ 13,164,532    $ 12,385,547
    Short-term investments:
             Certificates of deposit                                          200,000         290,000
                                                                         ------------    ------------
         Total Investments                                                 13,364,532      12,675,547

Cash                                                                          577,596       1,072,807
Accrued investment income                                                     257,057         244,743
Other assets                                                                   79,390         109,638
Intangible asset - pension                                                     53,151          53,151
Reinsurance recoverable on paid losses                                         13,907          25,576
Prepaid reinsurance premium                                                    93,487          96,409
Reinsurance receivables                                                     1,432,368       1,685,495
Deferred policy acquisition costs                                           4,069,640       4,013,804
Cash surrender value of life insurance                                        548,915         540,386
Property and equipment, at cost:
    Land and office building                                                  602,464         602,464
    Office equipment and furniture                                            447,814         447,814
    Less accumulated depreciation                                            (449,576)       (430,030)
                                                                         ------------    ------------
    Net property and equipment                                                600,702         620,248
                                                                         ------------    ------------
       Total Assets                                                      $ 21,090,745    $ 21,137,804
                                                                         ============    ============

LIABILITIES
- -----------

Policy liabilities:
    Future accident and health policy benefits and claims                $ 10,624,447    $ 10,820,386
    Unearned premiums                                                         472,954         480,311
    Other policy claims and benefits                                          552,199         444,522
Other policyholders' funds                                                     62,204          36,741
Additional liability - pension                                                 95,135          95,135
Other liabilities                                                             392,440         327,460
Federal income taxes payable                                                   29,514           7,778
Deferred federal income taxes                                                 176,719         205,491
                                                                         ------------    ------------
         Total Liabilities                                                 12,405,612      12,417,824
                                                                         ------------    ------------

STOCKHOLDERS' EQUITY
- --------------------

Common stock, $3.00 par value, 1,000,000 shares
    authorized; 549,095 shares issued and outstanding                       1,647,285       1,647,285
Additional paid-in capital                                                  1,193,642       1,193,642
Pension liability adjustment                                                  (35,724)        (35,724)
Net unrealized gains on debt securities                                       128,828         282,893
Retained earnings, unappropriated                                           5,751,102       5,631,884
                                                                         ------------    ------------
             Total Stockholders' Equity                                     8,685,133       8,719,980
                                                                         ------------    ------------

             Total Liabilities and Stockholders' Equity                  $ 21,090,745    $ 21,137,804
                                                                         ============    ============

                              STATEMENTS OF INCOME


                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                          -------------------------
                                                              1996          1995
                                                          -----------    ----------

Revenues:
   Premiums                                               $ 1,554,709    $1,497,994
   Net investment income                                      225,485       188,612
                                                          -----------    ----------
Total Income                                                1,780,194     1,686,606
                                                          -----------    ----------

Benefits, Losses and Expenses:
   Benefits, claims, losses and settlement expenses           740,024       790,895
   Underwriting, acquisition and insurance expenses           904,063       865,584
                                                          -----------    ----------
Total Benefits, Losses and Expenses                         1,644,087     1,656,479
                                                          -----------    ----------

Income Before Income Tax Expense                              136,107        30,127
                                                          -----------    ----------

Income Tax Expense:
   Current                                                     29,736          --
   Deferred                                                    (6,598)        5,122
                                                          -----------    ----------
Total Income Tax Expense                                       23,138         5,122
                                                          -----------    ----------


Net Income                                                $   112,969    $   25,005
                                                          ===========    ==========


Earnings Per Share                                        $       .21    $      .05
                                                          ===========    ==========


Shares Used To Calculate Earnings Per Share                   549,095       524,650
                                                          ===========    ==========

Earnings Per Share (Fully Diluted)                        $       .21    $      .05
                                                          ===========    ==========


Shares Used To Calculate Earnings Per Share
   (Fully Diluted)                                            549,095       531,793
                                                          ===========    ==========


Dividends Per Share                                              NONE          NONE



The above financial information, in the opinion of management reflects all adjustments necessary to a fair statement, and has been prepared in accordance with generally accepted accounting principals.

                                              STATEMENTS OF CASH FLOWS


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                    --------------------------
                                                                       1996           1995
                                                                    -----------    -----------

Cash flow from operations:
   Net income                                                       $   112,969    $    25,005
   Adjustments to reconcile net income to net cash provided by operating activities:
      Policy acquisition costs deferred                                (231,344)      (256,295)
      Amortization of deferred acquisition costs                        175,508        130,551
      Increase (decrease) in deferred federal income taxes               (6,598)         5,122
      Depreciation of property and equipment                             19,545         21,594
      Accretion of fixed maturities                                      (4,880)       (11,225)
   Changes in operating assets and liabilities:
      Increase (decrease) in federal income taxes payable                29,514         (3,803)
      Ddecrease in policy liabilities                                   (95,619)       (43,364)
      Decrease in reinsurance receivables                               253,127        242,698
      (Increase) decrease in accrued investment income                  (12,314)         1,454
      Decrease in other assets                                           34,774         14,671
      (Increase) decrease in reinsurance recoverable                     11,669        (18,896)
      Increase in other liabilities                                      71,230        106,526
                                                                    -----------    -----------
         Total provided by operations                                   357,581        214,038
                                                                    -----------    -----------

Cash flow from investing activities:
   Sources:
      Proceeds from matured fixed maturities                            590,000      1,000,000
      Principal payments on bonds                                        36,055         25,660

   Uses:
      Purchase of fixed maturities                                   (1,495,781)    (1,095,781)
      Purchase of other investments                                      (8,529)        (8,968)
      Purchase of furniture and equipment                                     0         (7,727)
                                                                    -----------    -----------
         Total used by investing activities                            (878,255)       (86,816)
                                                                    -----------    -----------

Cash flow from financing activities:
   Sources:
      Increase in premium deposit funds                                  17,423         18,964
      Other                                                               8,040         39,021
                                                                    -----------    -----------
         Total provided by financing actives                             25,463         57,985
                                                                    -----------    -----------


Net increase (decrease) in cash and cash equivalents                   (495,211)       185,207

Cash and cash equivalents at beginning of period                      1,072,807        248,455
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $   577,596    $   433,662
                                                                    ===========    ===========


Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company is engaged in the accident and health insurance business, which, by its nature, has historically provided substantial cash flow. Cash flow provided by operations, as shown by the Statement of Cash Flows, was approximately 20% of total income for the three month period ended March 31, 1996. For the same period in the prior year, cash flow was approximately 13% of total income. Management believes the 20% figure is more indicative of the Company's historic performance and cash flow from operations is expected to remain in this range in the near future.

The Company utilizes its excess cash flow for investing purposes and at March 31, 1996 approximately 69%, or $14,491,000, of its assets were readily convertible into cash. This compares to approximately 68% at December 31 ,1995.

There has been no material change in the Company's asset mix or in the makeup of its liabilities.

The Company does not have any material commitment for capital expenditures at this time.


Results of Operations

The three month period ending March 31, 1996, saw a decrease in annualized premiums in force of approximately $67,000 to approximately $6,640,000, compared to an increase of approximately $153,000 for the three month period ending March 31, 1995.

In spite of the decrease in annualized premium in force, the momentum built in the past by the Company's ability to consistently increase the volume of business it conducts allowed for an increase in total income of approximately $94,000 for the three month period ending March 31, 1996. This compares to an increase of approximately $164,000 for the same period prior year.

As shown by the statements of income, total benefits, losses and expenses showed a slight decrease for the three month period under review, from approximately $1,656,000 at March 31, 1995, to approximately $1,644,000 at March 31, 1996. This decrease combined with the increase in total income resulted in an increase in income before income taxes of approximately $106,000 over the same period prior year.

On March 15, 1996, the Company and Penn Treaty American Corporation of Allentown, Pennsylvania, executed an Agreement and Plan of Merger. The completion of the transaction is subject to a number of conditions, including the approval of the transaction by HIVT shareholders, as well as appropriate regulatory authorities. The merger would give Health Insurance of Vermont access to Penn Treaty's agency force, allowing HIVT to attain premium growth. This potential and the Company's performance during the period under review strengthen Management's optimism for the future.

                         PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.
The Company is not aware of any material pending legal proceedings.

Item 2. Changes in Securities.
The Company has not made any changes which would modify the rights of the holders of its registered securities.

Item 3. Defaults Upon Senior Securities.
The Company is not in default in the payment of any principal or dividends.

Item 4. Submission of Matters to a vote of Security Holders. There have been no matters submitted to a vote of security holders.

Item 5. Other Information.
There is no other information to report.

Item 6. Exhibits and Reports on Form 8-K.
(a)     Exhibits.
        No exhibits are included herein.
(b)     Reports on Form 8-K.
        No filings have been made on Form 8-K during the quarter ended March 31, 1996.

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEALTH INSURANCE OF VERMONT, INC.

                   May 8, 1996          /s/ John W. Mahoney
                                        ----------------------------------
                                            John W. Mahoney, President

                   May 8, 1996          /s/ David W. Lesperance
                                        ----------------------------------
                                            David W. Lesperance, Treasurer