Form 10QSB
period 1996-06-30
HEALTH INSURANCE OF VERMONT INC
filed 1996-08-13
CIK 46441

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.   20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996   Commission File Number 0-9934
                               -------------                          ------

                      Health Insurance Of Vermont, Inc.
             ---------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)

Vermont                                                 03-0211497
- -------                                                 -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

One Roosevelt Highway, Colchester, Vermont              05446
- ------------------------------------------              ----------
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
Yes   X    No      .
    -----     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 24, 1996, there were 550,095 shares outstanding of the issuer's $3.00 par value common stock.

                       PART 1 - FINANCIAL INFORMATION
                               BALANCE SHEETS


                                                            June 30,     December 31
                  ASSETS                                      1996          1995
                  ------                                    --------     -----------
Investments:
  Fixed maturities:
    Bonds, available-for-sale                             $13,013,231    $12,385,547
    Short-term investments:
      Certificates of deposit                                 200,000        290,000
                                                          -----------    -----------
        Total Investments                                  13,213,231     12,675,547

Cash                                                          665,897      1,072,807
Accrued investment income                                     257,235        244,743
Other assets                                                  106,348        109,638
Intangible asset - pension                                     53,151         53,151
Reinsurance recoverable on paid losses                         14,166         25,576
Prepaid reinsurance premium                                    90,805         96,409
Reinsurance receivables                                     1,397,335      1,685,495
Deferred policy acquisition costs                           4,100,060      4,013,804
Cash surrender value of life insurance                        579,822        540,386
Property and equipment, at cost:
  Land and office building                                    602,464        602,464
  Office equipment and furniture                              471,161        447,814
  Less accumulated depreciation                              (470,427)      (430,030)
                                                          -----------    -----------
  Net property and equipment                                  603,198        620,248
                                                          -----------    -----------
        Total Assets                                      $21,081,248    $21,137,804
                                                          ===========    ===========

                  LIABILITIES
                  -----------
Policy liabilities:
  Future accident and health policy benefits and claims   $10,913,064  	 $10,820,386
  Unearned premiums                                           479,504        480,311
  Other policy claims and benefits                            398,331        444,522
Other policyholders' funds                                     32,159         36,741
Additional liability - pension                                 95,135         95,135
Other liabilities                                             343,242        327,460
Federal income taxes payable                                        -          7,778
Deferred federal income taxes                                 150,515        205,491
                                                          -----------    -----------
        Total Liabilities                                  12,411,950     12,417,824
                                                          -----------    -----------

                  STOCKHOLDERS' EQUITY
                  --------------------
Common stock, $3.00 par value, 1,000,000 shares
 authorized; 549,095 shares issued and outstanding          1,647,285      1,647,285
Additional paid-in capital                                  1,193,642      1,193,642
Pension liability adjustment                                  (35,724)       (35,724)
Net unrealized gain (loss) on debt securities                  35,371        282,893
Retained earnings, unappropriated                           5,828,724      5,631,884
                                                          -----------    -----------
        Total Stockholders' Equity                          8,669,298      8,719,980
                                                          -----------    -----------

        Total Liabilities and Stockholders' Equity        $21,081,248  	 $21,137,804
                                                          ===========    ===========


                            STATEMENTS OF INCOME

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30                   JUNE 30
                                             1996         1995         1996         1995
                                             ----         ----         ----         ----

Revenues:
  Premiums                                $1,603,019   $1,561,972   $3,157,728   $3,059,966
  Net investment income                      223,055      208,382      448,540      396,994
                                          ----------   ----------   ----------   ----------
    Total Income                           1,826,074    1,770,354    3,606,268    3,456,960

Benefits, Losses and Expenses:
  Benefits, claims, losses and
   settlement expenses                       854,709      880,066    1,594,733    1,670,961
  Underwriting, acquisition and
   insurance expenses                        885,374      858,264    1,789,437    1,723,848
                                          ----------   ----------   ----------   ----------
    Total Benefits, Losses and Expenses    1,740,083    1,738,330    3,384,170    3,394,809
                                          ----------   ----------   ----------   ----------

Income Before Income Tax Expense              85,991       32,024      222,098       62,151
                                          ----------   ----------   ----------   ----------

Income Tax Expense:
  Current                                     21,682            -       51,418            -
  Deferred                                    (7,063)       5,444      (13,661)      10,566
                                          ----------   ----------   ----------   ----------
    Total Income Tax Expense                  14,619        5,444       37,757       10,566
                                          ----------   ----------   ----------   ----------

    Net Income                            $   71,372   $   26,580   $  184,341   $   51,585
                                          ==========   ==========   ==========   ==========

Earnings Per Share                              $.13         $.05         $.34         $.10
                                                ====         ====         ====         ====

Shares Used To Calculate Earnings
 Per Share                                   549,095      531,596      549,095      531,596
                                             =======      =======      =======      =======

Earnings Per Share (Fully Diluted)              $.13         $.05         $.34         $.10
                                                ====         ====         ====         ====

Shares Used To Calculate Earnings Per
 Share (Fully Diluted)                       549,675      537,596      549,675      537,596
                                             =======      =======      =======      =======

Dividends Per Share                             NONE         NONE         NONE         NONE
                                                ====         ====         ====         ====


The above financial information, in the opinion of management reflects all adjustments necessary to a fair statement, and has been prepared in accordance with generally accepted accounting principals.

                          STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
                                                           ------------------------
                                                              1996          1995
                                                              ----          ----
Cash flow from operations:
  Net income                                               $  184,341    $   51,585
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Policy acquisition costs deferred                        (440,570)     (503,035)
    Amortization of deferred acquisition costs                354,314       299,329
    Increase (decrease) in deferred federal income taxes      (13,661)       10,566
    Depreciation of property and equipment                     40,396        43,585
    Accretion of fixed maturities                              (9,628)      (24,157)
  Changes in operating assets and liabilities:
    Decrease in federal income taxes payable                        -        (3,803)
    Increase in policy liabilities                             45,680       493,208
    (Increase) decrease in reinsurance receivables            288,160       (31,586)
    Increase in accrued investment income                     (12,492)       (9,945)
    (Increase) decrease in other assets                        10,498       (29,052)
    Increase (decrese) in reinsurance recoverable              11,410          (982)
    Increase (decrease) in other liabilities                   (5,048)      127,243
                                                           ----------    ----------
      Total provided by operations                            453,400       422,956
                                                           ----------    ----------

Cash flow from investing activities:
  Sources:
    Proceeds from matured fixed maturities                    590,000     2,667,000
    Principal payments on bonds                                79,506        39,367

  Uses:
    Purchase of fixed maturities                           (1,495,781)   (2,455,859)
    Purchase of other investments                             (39,436)     (139,708)
    Purchase of furniture and equipment                       (23,347)      (15,718)
                                                           ----------    ----------
      Total provided (used) by investing activities          (889,058)       95,082
                                                           ----------    ----------

Cash flow from financing activities:
  Sources:
    Increase in premium deposit funds                          26,740        25,571
    Other                                                       2,008        37,467
                                                           ----------    ----------
      Total provided by financing actives                      28,748        63,038
                                                           ----------    ----------

Net increase (decrease) in cash and cash equivalents         (406,910)      581,076

Cash and cash equivalents at beginning of period            1,072,807       248,455
                                                           ----------    ----------

Cash and cash equivalents at end of period                 $  665,897    $  829,531
                                                           ==========    ==========

Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Financial Condition

      The Company is engaged in the accident and health insurance business, which by its nature has historically provided substantial cash flow. Cash flow provided by operations, as shown by the Statement of Cash Flows, was approximately 13% of total income for the six month period ended June 30, 1996. For the same period in the prior year, cash flow was approximately 12% and is expected to remain in a similar range in the near future.

      The Company utilizes its excess cash flow for investing purposes and at June 30, 1996, approximately 69%, or $14,458,950, of its assets were readily convertible into cash. This compares to approximately 69% at March 21, 1996, and 68% at December 31, 1995.

      There has been no material change in the Company's asset mix or in the makeup of its liabilities.

      The Company does not have any material commitment for capital expenditures at this time.

                            Results of Operations

      During the six month period under review, the volume of new business as measured by annualized premiums amounted to approximately $706,000 as compared to approximately $877,000 during the same period prior year and $812,000 at June 30, 1994. During the same period, policies not renewing amounted to approximately $610,000 for 1996, up from $573,000 in 1995. This resulted in an increase in annualized premium in force of approximately $96,000 to approximately $6,803,000. This compares with an increase in annualized premium in force of approximately $304,000 for the same period in the prior year.

      An increase in investment income and continued increases in the volume of business the Company conducts allowed for an increase in total income, as shown by the Statements Of Income, of approximately $149,000 over that posted for the same period in the prior year. This increase coupled with decreases in benefits under accident and health policies of approximately $76,000 and underwriting and insurance expenses of approximately $66,000, together with an increase in income tax expense of $27,000, increased the Company's net income from $52,000 for the six month period ended June 30, 1995, to approximately $184,000 for the six month period currently under review. Translated to a per share basis this amounts to an increase of $.24 from $.10 to $.34, respectively.

      With the signing of an amendment to the Agreement and Plan of Merger by and between the Company and Penn Treaty American Corporation, both parties continue to move forward toward completion of the transaction. The anticipated access to Penn Treaty's agency force allows for management's continued optimism for future premium growth.

                         PART II.  OTHER INFORMATION

Item 1.Legal Proceedings.
The Company is not aware of any material pending legal proceedings.

Item 2.Changes in Securities.
The Company has not made any changes which would modify the rights of the holders of its registered securities.

Item 3.Defaults Upon Senior Securities.
The Company is not in default in the payment of any principal or dividends.

Item 4.Submission of Matters to a vote of Security Holders.
The Company did not submit any matters to a vote of security-holders during the period covered by this report.

Item 5.Other Information.
On July 11, 1996, at a special meeting of the shareholders of the Company, the shareholders approved of and adopted the Agreement and Plan of Merger by and between the Company and Penn Treaty American Corporation dated as of March 15, 1996, and amended as of May 10, 1996, and, pursuant thereto, the merger of the Company with a wholly owned subsidiary of Penn Treaty American Corporation by the following vote:


       For        Against   Abstain
       ---        -------   -------

     465,159       4,236     5,347


Completion of the merger is subject to the receipt of required regulatory approvals and other contingencies as more fully set forth in the Merger Agreement.

At the July 11, 1996, special meeting, the shareholders of the Company also approved of the following actions:

      1. Election of Robert J. Kecseg and David W. Menard to the Board of Directors of the Company by the following votes:


      Name                   For     Against/Withheld      Abstain
      ----                   ---     ----------------      -------

      Robert J. Kecseg     423,364        78,243             253
      David W. Menard      423,364        78,243             253


Other Directors continuing in office were Alfred J. Beauchamp, James L. Fraser, Robert S.W. Leong, John W. Mahoney and Robert S. Savage.

       2. Approval of the reimbursement by the Board of Directors of out-of-pocket expenses incurred by Robert S.W. Leong and the Committee to Maximize Shareholder Value at Health Insurance of Vermont, Inc., in connection with the proxy solicitation and other actions taken by such persons during the period December of 1994 through September of 1995, which totaled $54,548 by the following vote:


       For        Against   Abstain
       ---        -------   -------

     391,495      90,689     8,632


      3. Election of James L. Fraser as secretary of the Company by the following vote:


       For        Against
       ---        -------

     423,113      78,082


Item 6.Exhibits and Reports on Form 8-K.
On May 13, 1996, the Company filed a Form 8-K/A amending its Form 8-K filed on March 22, 1996. The Form 8-K/A reflected the amendment, as of May 10, 1996, of the Agreement and Plan of Merger (the "Merger Agreement") by and between the Company and Penn Treaty American Corporation ("Penn Treaty") dated March 15, 1996.

Pursuant to the amendment, certain changes were made with respect to the per share price limitations imposed upon Penn Treaty stock in connection with the proposed merger. In addition, certain other changes were made in the formula used to determine the price of Penn Treaty stock for the purposes of the Merger Agreement.

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEALTH INSURANCE OF VERMONT, INC.

                     August 12, 1995    /s/ John W. Mahoney
                                       John W. Mahoney, President

                     August 12, 1995    /s/ David W. Lesperance
                                       David W. Lesperance, Treasurer